Form 10-K
period 1998-12-31
RRC ACQUISITIONS INC
filed 1999-03-17
CIK 1066250

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC   20549
                                    FORM 10-K

(X)      ANNUAL REPORT  PURSUANT TO SECTION 13 OR
         15(d) OF THE SECURITIES  EXCHANGE ACT OF
         1934 For the fiscal year ended  December
         31, 1998

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
                 For the transition period from              to
                                               ------------

                       Commission File Number 333-63723-04

                             RRC ACQUISITIONS, INC.
             (Exact name of registrant as specified in its charter)

                    FLORIDA                                 59-3210155
          (State or other jurisdiction of               (I.R.S. Employer
          incorporation or organization)                identification No.)

       121 West Forsyth Street, Suite 200              (904) 356-7000
       Jacksonville, Florida    32202              Registrant's telephone No.)
       (Address of principal executive offices)       (zip code)

    Securities  registered  pursuant to Section 12(b)of the Act:

                                      NONE
                                (Title of Class)

                                 Not Applicable
                     (Name of exchange on which registered)

 Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES ( ) NO (x )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    (X)

     The Registrant is a wholly owned  subsidiary of Regency Realty Corporation.

                       Documents Incorporated by Reference
                                      None

                                TABLE OF CONTENTS

                                   Form 10-K
Item
No.
Report Page

This filing constitutes a special financial report pursuant to Rule 5d-2 of the Securities Exchange Act of 1934. This report contains only the financial statements of the registrant for 1998, the last full fiscal year preceding the fiscal year in which the registrant's registration statement on Form S-4 (No. 333-63723) became effective.

                                     PART IV

Item 14.
Exhibits, Financial Statements, Schedules and Reports on Form 8-K..............1

     (a) Financial Statements and Financial Statement Schedules:

The financial statements together with the report of KPMG LLP dated February 1, 1999, are listed on the index immediately preceding the financial statements at the end of this report.

     (b) Reports on Form 8-K: None

     (c) Exhibits:

         23.Consent of KPMG LLP

         27.Financial Data Table

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   RRC ACQUISITIONS, INC.

Date:    March 17, 1999        By:   /s/ Martin E. Stein, Jr.
                                     ------------------------
                                     Martin E Stein, Jr., Chairman of the Board
                                     and Chief Executive Officer

Date:    March 17, 1999        By:   /s/ Bruce M. Johnson
                                     --------------------
                                     Bruce M. Johnson, Managing Director and
                                     Principal Financial Officer

Date:    March 17, 1999        By:   /s/ J. Christian Leavitt
                                     ------------------------
                                    J. Christian Leavitt, Senior Vice President,
                                    Finance and Principal Accounting Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date:    March 17, 1999               /s/ Martin E. Stein, Jr.
                                        ------------------------
                                     Martin E. Stein, Jr., Chairman of the Board
                                     and Chief Executive Officer

Date:    March 17, 1999              /s/ Mary Lou Rogers
                                      -------------------
                                    Mary Lou Rogers, President, Chief Operating
                                    Officer and Director

Date:    March 17, 1999             /s/ Thomas B. Allin
                                    -------------------
                                    Thomas B. Allin, Director

                      Independent Auditors' Report




The Board of Directors of Regency Realty Corporation and
RRC Acquisitions, Inc.:

We have audited the accompanying balance sheets of RRC Acquisitions, Inc. as of December 31, 1998 and 1997, and the related statements of operations, stockholder's equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RRC Acquisitions, Inc. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.





                                                 KPMG LLP






Jacksonville, Florida
February 28, 1999

                     RRC ACQUISITIONS, INC.

                        Balance Sheets

                 December 31, 1998 and 1997


                                              1998                   1997
                                           ------------           ------------

Assets
Cash restricted for tenant's
security deposits                         $      26,645                30,714
Property and buildings, at cost:
Land                                          3,866,500             3,866,500
Buildings and improvements                   14,172,640            14,019,614
                                           ------------          ------------

                                             18,039,140            17,886,114
Less accumulated depreciation                   447,889                86,841
                                           ------------          ------------

Net property and buildings                   17,591,251            17,799,273
                                           ------------          ------------


Land held for investment                        874,858                 --

Other assets:
Accounts receivable and other assets            340,758                93,413
Deferred leasing costs, less accumulated
amortization (note 3)                            50,688                 7,411
                                           ------------          ------------

Total other assets                              391,446               100,824
                                           -------------         ------------

                                        $    18,884,200            17,930,811
                                           ============          ============


Liabilities and Stockholder's Equity
Liabilities:
Accounts payable and other liabilities           282,948              188,264
Tenants' security deposits                        26,645               30,714
                                           -------------         ------------

Total liabilities                                309,593              218,978
                                           -------------         ------------


Stockholder's equity:
Common stock $.01 par value per share:
10,000 shares authorized, issued and
 outstanding                                        100                   100
Additional paid in capital                   16,936,435            17,425,605
Retained earnings                             1,638,072               286,128
                                           ------------          ------------

Total stockholder's equity                   18,574,607            17,711,833
                                           ------------          ------------

                                             18,884,200            17,930,811
                                           ============          ============



See accompanying notes to financial statements.

                          RRC ACQUISITIONS, INC.

                         Statements of Operations

                  Years ended December 31, 1998 and 1997

                                               1998                 1997
                                        -----------------  ---------------


Revenues:
Rental income (note 2)                      $  1,861,368           393,892
Tenant reimbursements and other income           550,990           113,528
                                        ----------------  ----------------

Total revenues                                 2,412,358           507,420
                                        ----------------  ----------------


Expenses:
Operating and maintenance (note 3)               178,663            25,875
Depreciation and amortization                    369,239            87,277
General and administrative                       188,849            44,082
Real estate taxes                                323,664            64,058
                                        ----------------  ----------------

Total expenses                                 1,060,415           221,292
                                        ----------------  ----------------

Net income                                 $   1,351,943           286,128
                                        ================   ===============



See accompanying notes to financial statements.

      RRC ACQUISITIONS, INC.

    Statements of Stockholder's Equity

  Years ended December 31, 1998 and 1997



                                                    Additional;      Total
                                Common    Paid in       Retained   Stockholder's
                                Stock     Capital       Earnings     Equity
                               -------  ------------  -----------  ------------


Balance at December 31, 1996     $ 100          --            --            100

Additional paid in capital          --   17,425,605           --     17,425,605

Net income                          --           --      286,128        286,128
                               -------  ------------  ------------  -----------

Balance at December 31, 1997       100   17,425,605      286,128     17,711,833

Additional paid in capital
    (dividends), net                --   (1,364,027)         --      (1,364,027)

Contribution of land                --      874,858         --          874,858

Net income                          --           --    1,351,943      1,351,943
                               --------  ------------ -----------  ------------


Balance at December 31, 1998     $  100  16,936,436    1,638,071     18,574,607
                               ========  ============  ===========  ===========



See accompanying notes to financial statements.

                        RRC ACQUISITIONS, INC.

                         Statements of Cash Flows

                  Years ended December 31, 1998 and 1997


                                                      1998           1997
                                                  -----------     -----------

Cash flows from operating activities:
Net income                                         $ 1,351,943       286,128
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization                          369,239        87,277
Deferred costs                                         (51,468)       (7,847)
Changes in assets and liabilities:
Accounts receivable and other assets                  (247,345)      (86,907)
Accounts payable and other liabilities                  94,684       (40,263)
Cash restricted for tenants' security deposits           4,069             -
Tenants' security deposits                              (4,069)            -
                                                 --------------     ---------

Net cash provided by operating activities            1,517,053       238,388
                                                 --------------     ---------


Cash flows from investing activities - purchase
of and additions to property and buildings            (153,026)  (17,663,993)
                                                 --------------  ------------


Cash flows from financing activities-
additional paid in capital (dividends),
 net                                                (1,364,027)   17,425,605
                                                  --------------  -----------


Net change in cash                                           -             -
Cash at beginning of year                                    -             -
                                                 --------------  ------------


Cash at end of year                              $           -             -
                                                 ============== =============


Supplemental disclosure of non-cash
 transactions:
Liabilities assumed in the acquisition of
property and buildings                           $           -       222,122
                                                 ============== =============

Land contributed recorded as a capital
contribution                                     $     874,858             -
                                                 ==============  ============


See accompanying notes to financial
statements.

                             RRC ACQUISITIONS, INC.

                          Notes to Financial Statements

                           December 31, 1998 and 1997




(1)    Summary of Significant Accounting Policies

       (a)    Company Structure

              RRC Acquisitions, Inc. (the Company) was formed as a Florida corporation on November 16, 1993 for the purpose of acquiring, leasing and operating shopping centers. The Company was inactive, and thus had no operations, until November 10, 1997 when it purchased Kingsdale Shopping Center, a 255,177 square foot shopping center located in Columbus, Ohio, for approximately $17.9 million. Kingsdale, which was constructed during 1997, has a net cost, for federal income tax purposes, of approximately $17.7 million at December 31, 1998. The Company is 100% owned by Regency Realty Corporation (RRC).

              On December 30, 1998, RRC FL Seven, Inc., a wholly-owned subsidiary of RRC was merged into the Company. RRC FL Seven, Inc. owned a single parcel of land and has no operations. The merger was accounted for at the historical cost of RRC FL Seven, Inc. since both entities are wholly-owned by RRC.

       (b)    Method of Accounting

              The accompanying financial statements were prepared on the accrual basis of accounting. No provision for income taxes is made because the Company is a qualified REIT subsidiary of RRC, and accordingly such subsidiaries are not subject to income taxes under the Internal Revenue Code.

       (c)    Use of Estimates

              The preparation of financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       (d)    Property and Buildings

              Property and building are recorded at cost. Major additions and improvements to property and buildings are capitalized to the property accounts, while replacements, maintenance, and repairs which do not improve or extend the useful lives of the respective assets are reflected in operations. Depreciation is computed using the straight-line method over the estimated useful lives of the property and buildings, which is 39 years for buildings and
              improvements   and  the  life  of  the  lease   term  for   tenant
              improvements.

                             RRC ACQUISITIONS, INC.

                          Notes to Financial Statements

                          December 31, 1998 and 1997




       (e)    Revenue Recognition

              The Company leases space to tenants under agreements with varying terms. Leases are accounted for as operating leases with minimum rent recognized on a straight-line basis over the term of the lease regardless of when payments are due. Contingent rentals are included in income in the period earned.

       (f)    Deferred Costs

              Deferred  costs  consist  of costs  associated  with  leasing  the
              property.   Such  costs  are  deferred  and  amortized  using  the
              straight-line method over the terms of the respective leases.

       (g)    Cash and Cash Equivalents

              For the purposes of the statement of cash flows, the Company considers all instruments with a maturity of 90 days or less at purchase to be cash equivalents.

       (h)    Impairment of Long-Lived Assets

              The Company follows the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed their fair value, less costs to sell.

       (i)    Earnings per Share

              Since all of the outstanding shares of the Company are owned by RRC, management has determined that calculation and presentation of earnings per share would not be meaningful.

                             RRC ACQUISITIONS, INC.

                          Notes to Financial Statements

                           December 31, 1998 and 1997




(2)    Leases

       The Company has various tenant leases with terms that expire through 2006. Future minimum rental payments under noncancelable operating leases as of December 31, 1998, including renewed terms and new tenants, are as follows:

             Year ending December 31,                       Amount

                   1999                             $        1,675,011
                   2000                                      1,635,083
                   2001                                      1,185,606
                   2002                                        852,507
                   2003                                        602,920
                   Thereafter                                2,995,315
                                                      ----------------
                                                    $        8,946,442
                                                      ================

       Most tenants are responsible for payment or reimbursement of their proportionate share of taxes, insurance, and common area expenses.

       During 1998, one tenant, Stein Mart, paid base rent of $197,868, which exceeded 10% of the total minimum rent earned by the Company.


(3)    Related Party Transactions

       The Company paid fees for property management to RRC of $92,161 and $19,640 for the years ended December 31, 1998 and 1997, respectively.

       The Company paid tenant lease commissions to RRC of $51,468 and $7,847 for the years ended December 31, 1998 and 1997, respectively. Such payments have been recorded as deferred leasing costs in the accompanying balance sheets.